Form 10-K
period 2011-12-31
CROWN AUTO HOLDINGS INC.
filed 2012-04-18
CIK 1504307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-171624

Crown Auto Holdings, Inc.
(Exact name of registrant as specified in its charter)
Nevada	27-2131079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2760 South State Street Salt Lake City, Utah	84115
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (801) 541-4181

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 8,000,000 as of April 13, 2012.

PART I

Item 1. Business

Business of Company

We are a used automobile dealership engaged in the business of purchasing used vehicles at auctions and from other dealers and selling these vehicles specifically to consumers in Salt Lake City, Utah. We have focused on selling older model vehicles with an average age of six years and a price range of $3,000 to $15,000. Most of the vehicles we sell are priced under $10,000. The majority of our customers are credit-challenged buyers who are unable to qualify for financing elsewhere.

We plan to expand our operations by tightening credit policies to potential customers, thereby minimizing risk associated with bad debts, repossessions, etc. In addition, we plan on increasing our standing inventory, and increasing our throughput. To accomplish these goals, we expect that we will need to purchase vehicles at a greater rate, and possibly move to a larger location. Demand for our vehicles is currently high, and we hope that having a greater selection of vehicles available at any given time will further increase demand.

Used Vehicles

Consumers who are seeking transportation have a number of options available to them. We compete to sell used vehicles to consumers. Following are some of the advantages for consumers to choose used vehicles over new vehicles. We seek to educate consumers regarding these reasons to further our business goals.

Affordability

The purchase price of a used vehicle is significantly less than the purchase price of a new vehicle, and the price spread between new and used is widening. According to cars.com, CNW Marketing Research figures indicate that the average transaction price, before taxes and fees, on a new car in 2008 was $25,536. The average used car transaction was $8,244 during that same time period. Unless leasing, the initial of a new vehicle is substantial. Financial institutions typically require down payments of approximately 10 percent on a new-car loan. http://www.cars.com/go/advice/Story.jsp?section=buy&story=nuUsed&subject=new_used&referer=&aff=national.

Avoiding Depreciation

When a new vehicle is driven off the dealership lot, its value will drop significantly in the early years of ownership. A new mainstream vehicle typically loses at least 30 percent of its value in the first two years of ownership. Used vehicles have often already depreciated significantly and, lose additional value at a much slower rate.

Improving Reliability

The reliability and durability of vehicles has progressively increased over the years. Vehicles are now intended to last for 100 thousand miles or more. Also, many used vehicles well cared for or refurbished, and are in like-new mechanical and cosmetic condition.

Less Risk

When a new vehicle enters the market, it hasn't undergone real consumer road testing. Oftentimes, it isn't until many people are using the vehicle daily that an assembly line mechanical problem surfaces or drivers realize an irritation such as the trunk space is not adequate for an average family's needs. A buyer can research used vehicle makes and models online to uncover a wealth of performance reviews and real-world commentary from everyday drivers.

In addition to performance reviews, crash statistics for a used vehicle are better understood than that of a new vehicle. Before a new vehicle is released, it has normally only undergone a series of controlled crash tests. However, it isn't until 1-3 years after a vehicle is released that there is enough information available to discern how a vehicle will perform in a real crash.

Affordable Options

Options such as sunroofs and navigation systems are exceedingly expensive when buying a new vehicle. This definitely applies when dealing with a manufacturer that packages many of them together. When buying used vehicles, a consumer gets more of these options for their money. The buyer may not be able to afford many options on a new vehicle, but they may be able to find a used vehicle with some of the features they are seeking.

Advantages over Leasing

Some consumers choose to lease new vehicles rather than buy new or used ones. However, there are disadvantages associated with leasing as well. If consumers do not like the vehicle, there are usually fees involved in the early termination of a lease. Additionally, some leasing companies will require the lessee to pay off the remainder of the vehicle lease contract before releasing them from the lease. Leasing a vehicle can also lead to higher insurance rates since a leased vehicle may require more coverage than a purchased used vehicle. Most leases have a limit on the number of miles the lessee may drive, usually anywhere between 12,000 and 15,000 allowable miles per year. Excessive mileage costs more money, usually about 10 to 15 cents per mile over the agreed upon yearly figure. Like mileage, there are limitations on the wear of a vehicle under a lease. Exceeding these wear limitations may result in more fees. Stringent credit requirements for leasing also present an obstacle to many people.

Used Automobile Dealership Industry

The current economic recession has wounded nearly every U.S. industry. New automobile dealerships in particular have confronted huge challenges and are striving to adapt and endure in this economy. Used automobile dealerships, however, have realized some major advantages over new automobile dealerships during this recession. Consumers seeking more value for their money are discouraged by the high rate of depreciation of new vehicles. Rising unemployment rates and dwindling bank accounts have discouraged or prevented many consumers from buying big-ticket items such as new vehicles. Many consumers are now looking for more practical and less expensive transportation options, and are recognizing the benefits and cost-effectiveness of buying a used vehicle.

CNW Research indicates that 2009 used-automobile sales of $66 billion represents a 2.5 percent increase over 2008. While franchised dealers saw their used sales fall 2.7 percent, independent dealers' used sales climbed 8.6 percent. There was also an 11.5 percent gain in the consumer price index for used vehicles during January 2010, according to the most recent data from the Bureau of Labor Statistics.

Our Products

The rising demand by increasingly value-conscious consumers for affordable vehicles in Northern Utah has resulted in what we anticipate will be a highly receptive potential market for our planned growth. Consumers who are now carefully rationing their expenditures are seeking products that will satisfy their need for reasonably priced vehicles. We feel that the high rate of depreciation of new vehicles combined with the increased reliability of used vehicles will also contribute to consumer demand for our products, and support our planned growth.

We are a used automobile dealership engaged in the business of purchasing used vehicles at auctions and from other dealers, and selling those vehicles to consumers in Salt Lake City, Utah. Our subsidiary started as a used automobile dealership, known as Crown Auto, LLC, in 1997 and was later converted into a corporation in the state of Utah on January 21, 1999. We have remained in the same location on a 0.4 acre lot on State Street in Salt Lake City since our inception. Our lot on State Street is located in an area that has a large number of new and used auto dealerships – a central location where consumers go when considering a vehicle purchase. We are a low volume used automobile dealership focusing on cash transactions or in-house financing.

Currently, we generally hold 50-60 vehicles in inventory. We specialize in selling older model vehicles with an average age of six years and a price range of $3,000 to $15,000. Most of the vehicles we sell are priced under $10,000. The majority of our customers are credit-challenged buyers, usually with credit scores in the 400-500 range, who are unable to qualify for purchase from more conventional automobile credit facilities or third party financial institutions. As a result, we provide in-house financing to many of our customers. Although we attempt to obtain 33 percent for down payments for such in-house financed transactions, our customers typically pay a down payment of approximately 25 percent of the purchase price of the automobile, and sometimes as low as 20 percent. We require payment of the balance of the principal and interest over 18 months. We typically charge 24 percent annual interest for life of the 18-month loan, which is secured by a lien on the automobile. The buyer is required to maintain collision insurance on the collateral that names Crown Auto as the payee. In connection with our in-house financing, we are subject to licensure with the Utah Department of Financial Institutions. We renew our license annually with the department. We are current until January 31, 2012.

We also sell to the public through an auto auction program. In the auto auction program our cars are made available for customers to bid on at a weekly auction. The remainder of our sales is to customers who come to our car lot, as described above. The auction sales are all cash sales which help reduce our bad debt experience. Our gross margins on auctioned cars are typically lower than those of cars sold on our lot because the customers bid on the vehicles. However, the cars are sold as-is which helps reduces our cost per car. Selling vehicles at auction helps us to reduce risk due to the fact that turnaround is generally much quicker than with lot sales, and many of our typical obligations with respect to the cars sold are assumed by the auctioneer.

Expansion of Operations

We are currently located on a 0.4 acre lot and maintain an average inventory of 55 vehicles at all times. We plan to increase our sales through one of two methods. First, we will seek to identify and purchase a larger location, and move our lot to the larger location. This would allow us to hold more cars in inventory, attracting more customers by having a greater selection of vehicles. We expect that this strategy would increase our sales significantly.

We have not identified, and may not be able to identify and purchase a larger property in an ideal location for a used vehicle dealership. Also, we may determine that a larger lot is not the best growth strategy for us. In this case, we will then pursue our alternative growth plan, which consists of increasing the throughput of used vehicles through our existing lot by making financing available to a greater number of customers.

As we cater to consumers with poor credit scores, there is a risk that they will default on the financing we make available to them. To mitigate these risks, we intend to continue engaging in the following practices, which we have found effective:

§	We charge higher interest rates for shorter terms than individuals could obtain through conventional financing if they were able to qualify for such financing. This results in higher monthly payments, but payments last for only 18 months. By doing this we focus our financial risk of each transaction into a relatively short period of time. The high payments ensure that we recover our principal quickly. Also, if defaults occur and we are able to recover the vehicle, little time has passed, and, therefore, little depreciation of the vehicle has occurred.

Sales and Distribution Strategy

Our goal is for our company to become a leading dealership in the used automobile marketplace in Salt Lake City, Utah. In order to achieve our goal, we intend to increase awareness of our products with potential customers, who we anticipate will be consumers influenced by the recession to make more economical purchases. We intend to do this primarily by engaging in traditional media advertising. We intend to use traditional media to promote our product directly to the public to raise public awareness of our products. A value-conscious public could pull our products through the supply chain if they are properly educated regarding our products and the benefits of buying used as opposed to new vehicles. Local discount classified advertising newspapers and local radio spots are affordable and effective marketing tools for reaching our target audience. We intend to use both regularly in order to increase our brand awareness within the community as well as to promote and sell specific vehicles in our inventory. Our marketing efforts will be focused on the state of Utah, and specifically the Salt Lake City area.

Competition

We compete with a number of established dealerships who sell used vehicles in and around Salt Lake City, Utah. Some of these companies enjoy brand recognition which exceeds that of our brand name. We compete with several dealerships, which have significantly greater financial, distribution, advertising, and marketing resources than we do, including:

§ Steve’s Auto Sales has been in business for 40 years. The large majority of their customers pay cash or utilize in-house financing. They previously held an average of 50 vehicles in inventory, but recently reduced to approximately 25 due to changes in the economic environment. They advertise specifically to customers with “bad credit, no credit, divorce, bankruptcy, repossession, judgments, first time buyers, and tax liens.”

§ First Class Cars has been in business since 1984 and holds about 100 vehicles in inventory.

§ CJ Prestman Used Car Department stocks Certified Used Vehicles and advertises “a huge selection of makes/models to choose from,” including used trucks, sport utility vehicles, and cars from Chevrolet, Honda, Toyota, Nissan, Dodge, GMC and others. They advertise that all of their used vehicles have had a mechanical inspection, come with a Car Fax history report and an available extended warranty. They also serve the surrounding areas of Murray, Bountiful, Taylorsville, Kaysville, Centerville, Draper, Holladay, Woods Cross, Provo, Lehi, and Orem.

§ Low Book Sales advertises easy financing, a strategic buying program, free 45-day warranty, a seven-day exchange policy, and up-front pricing. They emphasize “stress-free automobile shopping.”

§ Ken Garff Nissan Salt Lake was founded in 1932 and claims to be “considered by Utah residents to be the most preferred new car and used car dealer in the whole State of Utah.” The Ken Garff Automotive Group holds an inventory of nearly 5,000 new, certified pre-owned, and used cars total at 39 locations. Their Back U Up promise includes 24/7 roadside assistance, best price guarantee, lifetime engine warranty, as well as full service, repair, parts, and collision repair.

We compete primarily on the basis of quality, brand name recognition, financing, and price. We believe that our success will depend upon our ability to remain competitive in our product areas. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Regulatory Matters

Used Car Rule

Automobile dealers who sell more than five used vehicles in a 12-month period must comply with the Federal Trade Commission's (FTC’s) Used Car Rule. A dealer must post a Buyers Guide before he “offers” a used vehicle for sale. A vehicle is offered for sale when he displays it for sale or lets a customer inspect it for the purpose of buying it, even if the car is not fully prepared for delivery. This requirement also applies to used vehicles for sale on the lot through consignment, power of attorney, or other agreement. The Used Car Rule was enacted to prevent and discourage oral misrepresentations and unfair omissions of material facts by used motor vehicle dealers concerning warranty coverage. The main purpose of the Guide is to provide important information to consumers about used vehicles they are considering purchasing and to ensure that consumers get information in writing about any warranty protection they have if there is a problem with the vehicle.

Previously titled or not, any vehicle driven for purposes other than moving or test driving is considered a used vehicle, including light-duty vans, light-duty trucks, demonstrators, and program cars that meet the following specifications:

  a gross vehicle weight rating (GVWR) of less than 8,500 pounds;
  a curb weight of less than 6,000 pounds; and
  a frontal area of less than 46 square feet.

Exceptions to the Rule are:

§ motorcycles;

§ any vehicle sold for scrap or parts if the dealer submits title documents to the appropriate state authority and obtains a salvage certification; and

§ agricultural equipment.

Red Flags Rule

As of May 1, 2009, creditors and financial institutions must develop and implement written identity theft prevention programs.

Fair Credit Reporting Act

Under the federal Fair Credit Reporting Act, a car dealer must always get your permission to look at your credit report. He or she can get that permission in writing—when you sign a release or a loan application—or by implication, without your signature, if there is a “legitimate business need.”

Gramm-Leach-Bliley Act

Under the Gramm-Leach-Bliley Act, the Safeguards Rule, enforced by the FTC, requires financial institutions to have a security plan to protect the confidentiality and integrity of personal consumer information.

The Patriot Act

The purpose of the Patriot Act is to strengthen existing requirements and enact new regulations dealing with terrorism, homeland security and financial disclosures to prevent the funding of terrorist activities, domestically and abroad. The Act requires dealerships to establish and maintain anti-money laundering programs. The Act also requires dealers to respond to information requests from Federal government law enforcement agencies. Upon receipt of such a request, a dealership must expeditiously search its records to determine whether it maintains or has maintained any account for, or has engaged in any transaction with, each individual, entity, or organization named in the government's request.

State Regulations

The state of Utah currently requires every dealership to be bonded for $75,000. The current cost of maintaining this bond is $800 per year. There is the possibility that the bond amount may be increased by the state legislature. If this occurs, the cost of maintaining the bond would increase. Also, the requirements associated with qualifying for a larger bond will be more restrictive, and there is a chance that we would not qualify.

Intellectual Property Protection

We do not currently have any intellectual property, and we do not have plans to acquire any intellectual property.

Employees

We currently have two full time employees, including our sole officer and director, Jim Katsanevas. Our President oversees all responsibilities in the areas of corporate administration, business development, and research. We also have an office manager. We send all our reconditioning to outside mechanics. We have a wholesaler that buys cars for us and other dealers, but he is an independent contractor.

We intend to expand our current management and staff to retain skilled employees with experience relevant to our business focus. In order to expand our operations, we expect to hire one additional employee for collections, one for finance, and four additional salespeople. Obtaining the assistance of individuals with and in-depth knowledge of operations and markets will allow us to build market share more effectively.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our dealership and executive offices are located at 2760 South State Street, Salt Lake City, Utah 84115. We have a month to month lease for $2,500 on the property. It is a triple net lease and we pay everything except, sewer and water, and property taxes. We have been leasing from the same landlord for 13 years.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is presently no public market for our common stock. We have made an application for trading of our common stock on the FINRA over the counter bulletin board through a broker-dealer. We can provide no assurance that our shares will be quoted on the bulletin board, or if quoted, that a public market will materialize.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of December 31, 2011, we had 8,000,000 shares of our common stock issued and outstanding, held by 31 shareholders of record.

Dividends

We currently intend to retain future earnings for the operation of our business. We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

In the event that a dividend is declared, common stockholders on the record date are entitled to share ratably in any dividends that may be declared from time to time on the common stock by our board of directors from funds legally available.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or
2.	Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

On April 20, 2010, we entered into a share exchange agreement with Crown Auto, Inc., whereby we acquired all of the issued and outstanding shares of the Utah corporation in exchange for 5,000,000 shares of our common stock to the sole owner of Crown Auto, Inc., and our officer and director, Jim Katsanevas. The 5,000,000 shares of common stock are restricted shares as defined in the Securities Act. The shares were issued pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended. No general solicitation or advertising was used in connection with the sale of these shares. Mr. Katsanevas has knowledge and experience in finance and business matters to evaluate the merits of the investment or is able to bear the investment’s economic risk. Mr. Katsanevas was provided with the access to sufficient information about us to make an informed investment decision. Mr. Katsanevas represented his intention to acquire the securities for investment only and not with a view toward distribution. None of his shares were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

The 5,000,000 shares issued in connection with the share exchange were valued at a negative $328,451 which is excess of the liabilities assumed over the predecessor cost of the assets acquired. Accordingly the transaction resulted in negative paid in capital of $328,451.

In May of 2010, we completed a private placement and issued 3,000,000 shares of our common stock pursuant to Regulation D, Rule 504 of the Securities Act. All shares were issued at a price of $0.001 per share. We received proceeds of $3,000 from the offering. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. All purchasers were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. The selling stockholders named in this prospectus include all of the purchasers who purchased shares pursuant to this Regulation D offering. No general solicitation or advertising was used in connection with our Regulation D offering.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for the Years Ended December 31, 2011 and 2010

We generated $2,268,906 in revenue for the year ended December 31, 2011, as compared with $1,801,479 for the year ended December 31, 2010 an increase of $467,427 or 26%. Approximately 74% and 93% of our revenue was car lot sales and 24% and 3% was auto auction sales, for the respective periods. The remaining 2% and 3%, respectively, was interest income.

These sales figures represent sales of 399 cars in the year ended December 31, 2011 as compared to 384 cars sold in 2010. 230 cars were sold at the lot and 169 cars were sold at the auctions in 2011 compared to 356 and 28, respectively in 2010. The average car lot sale was for $7,333 in the year ended December 31, 2011 as compared to $4,724 for 2010, an increase of $2,609 or 45% per sales transaction. The average car auction sale was for $3,233 in 2011. Sales figures are primarily affected by supply and demand. The main reason sales have increase for the year ended December 31, 2011 is that we have been forced by the limited supply to purchase higher priced used vehicles for resale. The car lots sales are either cash or credit sales. The auction sales are all cash sales which reduces our bad debt experience. Our gross margin on auctioned cars is lower because the customers bid on the vehicles however, the cars are sold as is which reduces our cost per car. We expect our retail sales will be approximately 25% from auction sales and 75% from car lot sales for the foreseeable future.

We generated interest income of $35,811 for the year ended December 31, 2011, compared with interest income of $51,423 for the year ended December 31, 2010 a decrease of $15,612 or 30%. Interest income decreased due to the tighter credit policies we have set. We are requiring higher down payments, shorter payoff terms and encouraging outside financing.

Our cost of sales of $1,806,700 resulted in gross profit of $462,206 or 20% of our revenues for the year ended December 31, 2011, as compared with cost of sales of $1,245,189 and gross profit of $556,290 or 30% of our revenues for the year ended December 31, 2010. Our gross profit margin fluctuates according to certain variables. Consumer demand at the retail level affects our retail pricing. Supply and demand or availability at the auto auctions affects our cost of goods sold. Also sales mix, economy versus luxury and gas guzzler versus gas miser, and the number of cars sold will affect gross profit. Our gross margin percentage on car lot sales was 21% compared to 15% on auction sales in 2011 compared to 30% and 14%, respectively, during 2010. The margin percentage is lower for the year ended December 31, 2011 compared to the prior year primarily because of higher preparation costs incurred on the lot cars.

We incurred $468,618 in operating expenses for the year December 31, 2011, as compared with $273,158 in operating expenses for the same period ended 2010 an increase of $195,460 or 71%. Our operating expenses for the year ended December 31, 2011 included $165,503 in payroll expenses, $30,000 in rent expenses, $14,091 in advertising expenses, $98,782 in professional fees, $57,262 in bad debt expenses and $102,980 in other general and administrative expenses. In contrast, our operating expenses for the year ended December 31, 2010 included $134,605 in payroll expenses, $30,000 in rent expenses, $17,993 in advertising expenses, $27,188 in professional fees, $13,035 in bad debt expenses and $50,337 in other general and administrative expenses.

The increase in 2011 over 2010 is due to an increase in professional fees of $71,594 due to increased accounting and legal fees related to our S-1 filing, an increase of $52,643 in general and administrative expenses, an increase of $30,898 in payroll expenses and an increase of $44,227 in bad debt expenses.

In 2009, based upon credit concerns as of a result of the down turn in the economy we recorded a large allowance for bad debts. Actual write-offs in 2010 were not as high as anticipated which resulted in a lower bad debt expense for 2010 as we revised the estimate.  Bad debts recognized during the 2011 fiscal year returned to anticipated levels.

We anticipate our operating expenses will increase as we implement the expansion of our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with becoming a reporting company under the Securities Exchange Act of 1934.

We recorded net income of $70,228 for the year ended December 31, 2011, compared with net income of $204,614 for the year ended December 31, 2010. In 2010, we had an income tax payable for $78,518 with the offset going to income tax expenses. In 2011, we paid roughly $2,000 in income tax and the rest was reversed to show an income tax benefit of 76,640. The $70,228 we recorded in net income is a result of this income tax benefit.

For comparison purposes we have computed a pro forma income net of the estimated income taxes that would have been incurred had we been a C corporation during 2010. With this adjustment, we would have recorded net income of $172,711 for the year ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had $504,428 in current assets and current liabilities in the amount of $555,037. Accordingly, we had a working capital deficit of $50,609 as of December 31, 2011.

We generated $44,616 in cash from operating activities for the year ended December 31, 2011 compared to $283,906 the prior year. For 2011, our net income of $70,228, which was largely a result of the above mentioned income tax benefit, along with $82,256 in accounts payable and accrued expenses were the main contributing factors for our positive operating cash flow.

We used $25,028 in financing activities for the year ended December 31, 2011 compared to $237,755 the prior year. For 2011, the entire $25,028 was for the repayment of related party loans.

We are able to maintain on cash from our operations for the next 12 months. However, we required additional financing to expand our business operations. Our business plan calls for ongoing expenses in increasing inventory, staff, financing, and marketing, and possibly moving to a larger location. At the present time, we do not know more specific information about our expansion plans, the timing of our plans, or the cost involved.

If no additional financing is secured, we will not be able to pay our expenses to pursue our business plan. If that is the case, our business will not grow as desired. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. If we are unable to succeed in marketing our dealership and making sufficient sales to support our expanded business operations, we will be unable to achieve profitable operations.

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our critical accounting policies are set forth in Note 2 to the financial statements.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidated Balance Sheets as of December 31, 2011 and 2010;
F-3	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010;
F-4	Consolidated Statement of Stockholders’ Deficit as of December 31, 2011;
F-5	Consolidated Statements of Cash Flows for the year ended December 31, 2011 and 2010; and
F-6	Consolidated Notes to Financial Statements
13

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Crown Auto Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Crown Auto Holdings, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Crown Auto Holdings, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 16, 2012

CROWN AUTO HOLDINGS, INC.

Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2011	2010
CURRENT ASSETS

Cash	$86,240	$66,652
Restricted cash	—	13,074
Installment loans receivable, net	77,953	119,083
Inventory	340,235	256,681

Total Current Assets	504,428	455,490

PROPERTY AND EQUIPMENT, net	—	—

TOTAL ASSETS	$504,428	$455,490

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$94,308	$12,052
Income taxes payable	—	78,518
Related party payable	460,729	485,757

Total Current Liabilities	555,037	576,327

STOCKHOLDERS' DEFICIT

Preferred stock, 10,000,000 shares authorized at par value of $0.001; no shares issued and outstanding	—	—
Common stock, 90,000,000 shares authorized at par value of $0.001; 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid-in capital	(251,648)	(251,648)
Retained earnings	193,039	122,811

Total Stockholders' Deficit	(50,609)	(120,837)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$504,428	$455,490

The accompanying notes are an integral part of these consolidated financial statements.

CROWN AUTO HOLDINGS, INC.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2011	2010

REVENUES, net
Car lot sales	$1,686,690	$1,682,052
Auto auction sales	546,405	68,004
Interest income	35,811	51,423
Total Revenues	2,268,906	1,801,479

COST OF SALES, net
Car lot sales	1,340,655	1,186,910
Auto auction sales	466,045	58,279
Total Cost of Sales	1,806,700	1,245,189

GROSS PROFIT	462,206	556,290

OPERATING EXPENSES

Advertising expense	14,091	17,993
Bad debt expense	57,262	13,035
Payroll expenses	165,503	134,605
Professional fees	98,782	27,188
Rent expense	30,000	30,000
General and administrative expenses	102,980	50,337

Total Operating Expenses	468,618	273,158

OPERATING INCOME (LOSS)	(6,412)	283,132

INCOME (LOSS) BEFORE INCOME TAXES	(6,412)	283,132
(PROVISION FOR) BENEFIT OF INCOME TAXES	76,640	(78,518)

NET INCOME	$70,228	$204,614

PRO FORMA PROVISION FOR INCOME TAXES	—	(31,903)

PRO FORMA NET INCOME	$70,228	$172,711

BASIC AND DILUTED INCOME PER SHARE	$0.01	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,000,000	6,898,630

The accompanying notes are an integral part of these consolidated financial statements.

CROWN AUTO HOLDINGS, INC.

Consolidated Statements of Stockholders' Deficit

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2009	5,000,000	$5,000	$(4,000)	$397,061	$398,061

Owner distribution	—	—	—	(121,512)	(121,512)

Equity converted to note payable in conjunction with merger	—	—	(247,648)	(357,352)	(605,000)

Common stock sold for cash at $0.001 per share	3,000,000	3,000	—	—	3,000

Net income for the year ended December 31, 2010	—	—	—	204,614	204,614

Balance, December 31, 2010	8,000,000	8,000	(251,648)	122,811	(120,837)

Net loss for the year ended December 31, 2011	—	—	—	70,228	70,228

Balance, December 31, 2011	8,000,000	$8,000	$(251,648)	$193,039	$(50,609)

The accompanying notes are an integral part of these consolidated financial statements.

CROWN AUTO HOLDINGS, INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$70,228	$204,614
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	57,262	13,035
Changes in operating assets and liabilities
Accounts receivable	(16,132)	(11,285)
Restricted cash	13,074	(13,074)
Inventory	(83,554)	11,380
Income taxes payable	(78,518)	78,518
Accounts payable and accrued expenses	82,256	718

Net Cash Provided by Operating Activities	44,616	283,906

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	—	3,000
Repayment of related party loans	(25,028)	(122,524)
Proceeds from related party loans	—	3,281
Owner distributions	—	(121,512)

Net Cash Used in Financing Activities	(25,028)	(237,755)

NET INCREASE IN CASH	19,588	46,151
CASH AT BEGINNING OF YEAR	66,652	20,501

CASH AT END OF YEAR	$86,240	$66,652

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—
Income Taxes	$—	$—

NON CASH FINANCING ACTIVITIES:
Retained earnings and additional paid-in capital
converted to related party payable	$—	$605,000

The accompanying notes are an integral part of these consolidated financial statements.

CROWN AUTO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND HISTORY

Crown Auto Holdings, Inc. was incorporated in the state of Nevada in March of 2009. On April 20, 2010, the Company entered into a share exchange agreement to acquire Crown Auto, Inc. (“CAI”) a corporation organized under the laws of Utah in July of 1999.  In accordance with the share exchange agreement, the Company issued 5,000,000 shares to the shareholder of CAI.  Due to the fact that the companies were held under common control at the time of acquisition, the Company has recorded for the acquisition using the pooling of interest method of accounting. The assets, liabilities and stockholders’ equity for each Company has been combined as of the acquisition date and on a retroactive basis. Under the share exchange agreement, CAI became a wholly owned subsidiary of the Company, and CAI will continue to own its assets and operate its business as a wholly-owned subsidiary of the Company.

The Company operates a used automobile dealership in Salt Lake City, Utah. In addition to automobile sales, the Company also offers dealer financing arrangements to certain buyers.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expense during the reporting period. Actual results could differ from those estimates.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

Concentration of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2011 and 2010, the Company’s bank deposits did not exceed the insured limits.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Inventory

The Company’s inventory consists of various makes and models of used automobiles. The automobiles are purchased primarily from various auction outlets. The automobiles are recorded and valued at cost. Cost includes the initial purchase price of the vehicle and any costs incurred to recondition or repair the vehicle prior to sale. Management performs periodic reviews of its slow-moving inventory for possible impairment.  When slow-moving inventory is identified, its cost is also adjusted so as to represent the lower of cost or market at all times.

From time to time the Company repossesses vehicles where installment loans were provided but have been defaulted. Repossessed vehicles are included in inventory at the value of the outstanding loan when repossessed and costs incurred to repossess the vehicle. During the years ended December 31, 2011 and 2010, the Company repossessed 8 and 13 vehicles, respectively.

CROWN AUTO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Installment Loans Receivable

Installment loans receivable pertain primarily to the Company’s financing activities on sales of used cars and are carried at principal amount, less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. These car loan receivables are deemed simple interest loans with interest being computed on the outstanding principal balance. The terms of the Company’s financing activities generally include a 30% down payment, 24% annual interest, and payment terms extending up to 18 months. No origination fees are charged to customers on these loans. A penalty is charged on payments that are 5 days past due and interest is accrued on all unpaid balances. An installment loan receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual pay date.

Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. Installment loan receivables are written off against reserves when deemed uncollectible or taken immediately to bad debt expense if reserves during a year are exhausted.  Recoveries of installment loan receivables previously written off are recorded when received. The Company has recorded an allowance for doubtful accounts of $33,537and $51,036 as of December 31, 2011 and 2010, respectively.

The outstanding net installment loan receivable balances consist of principle and accrued interest balances. Loans are written off against the Company’s estimated allowance when the vehicle is repossessed or when collection of payment and re-acquisition of the collateralized vehicle is determined to be improbable.

The below table shows the original principle balance and accrued interest comprising the ending balance of the Company’s installment loans receivable.

	2011	2010
Principle	$99,167	$168,679
Accrued Interest	12,323	1,440
Allowance for Doubtful Accounts	(33,537)	(51,036)
Net Installment Loans Receivable	$77,953	$119,083

Fixed Assets

Fixed assets are recorded as cost. Major additions and improvements are capitalized. Maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over their useful lives, primarily 5 years. As of December 31, 2011 and 2010 the Company’s fixed assets totaling $62,024 were fully depreciated and therefore have no carrying value.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

CROWN AUTO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company adopted the standard issued by the FASB, which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported on the balance sheets for cash, accounts receivable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011, on a non-recurring basis:

Description	Level 1	Level 2	Level 3	Total
Related party notes payable	$—	$—	$(460,729)	$(460,729)
Total	$—	$—	$(460,729)	$(460,729)

The standard issued by the FASB concerning the fair value option for financial assets and liabilities, became effective for the Company on January 1, 2008. The standard establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the years ended December 31, 2011 and 2010, there were no applicable items on which the fair value option was elected.

Revenue Recognition

The Company’s sales revenue is derived from the sale of automobiles, as well as from providing financing services to certain automobile buyers. Sales are made at the Company’s used car lot or at auction lots. Automobile sales are most often financed through outside financial institutions, in which case the Company records revenue at the time the sales documents are executed and full payment is received from the financial institution. Automobile sales transactions in which dealer financing is provided by the Company result in the Company recognizing revenues when sales documents are executed, payment is received, and the Company holds no further obligations with respect to the automobile. Interest income earned from installment loans is accrued using the simple interest method at the stated rate of the loan, generally a rate of 24%. Occasionally, cars held in inventory are sold for cash to automobile wholesalers when it is determined that they are not likely to be purchased by our retail customers within a reasonable time frame.

CROWN AUTO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

 NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cost of Sales

The Company’s cost of sales consists three components: (1) the original purchase price of the vehicle; (2) taxes, license and other fees associated with purchasing the vehicle, (3) expenses incurred to repair, recondition, and inspect the vehicles prior to placing the vehicle for sale on the lot.

Advertising and Marketing

The Company expenses advertising costs in the period in which they are incurred. Advertising and marketing expense was $14,091 and $17,993 for the years ended December 31, 2011 and 2010, respectively.

General and Administrative Expenses

The Company’s general and administrative expenses consist of all other expenses incurred in normal operations of the business and include insurance, telephone and internet, office supplies and utilities. All expenses that exceed 10% of total expenses are segregated into a separate line on the Company’s statements of operation. All other expenses incurred that individually fall below the 10% threshold are included in general and administrative expense.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

In July, 2006, the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of January 1, 2007 and had no impact on the Company’s financial statements.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Basic and Diluted Net income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260 which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2011 and 2010, the Company had no dilutive or potentially dilutive instruments.

CROWN AUTO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – SIGNIFICANT EVENTS

On April 20, 2010, the Company acquired Crown Auto, Inc. (“CAI”), a corporation organized under the laws of Utah on July 19, 1999.  In accordance with the share exchange agreement, the Company issued 5,000,000 shares to the shareholder of CAI.  Due to the fact that the companies were held under common control at the time of acquisition, the Company has recorded for the as a recapitalization with the effects of the acquisition being retroactively restated in the Company’s financial statements.  The assets, liabilities and stockholders’ equity for each Company has been combined as of the acquisition date and on a retroactive basis.

Under the Exchange Agreement, CAI became a wholly owned subsidiary of the Company, and CAI will continue to own its assets and operate its business as a wholly-owned subsidiary of the Company.

During May 2010, the Company completed a private placement of 3,000,000 of its common shares for cash at $0.001 per share for net proceeds of $3,000.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2011 and 2010, respectively:

Equipment	$31,314	$31,314
Furniture and fixtures	4,771	4,771
Leasehold improvements	25,939	25,939
Total Property and Equipment	62,024	62,024
Accumulated Depreciation	(62,024)	(62,024)
Net Property and Equipment	$—	$—

NOTE 5 – RELATED PARTY TRANSACTIONS

Prior to the acquisition of CAI described in Note 3, the sole shareholder and related party of CAI received owner distributions of $121,517 from January 1, 2010 through June 30, 2010 which is the date that the S-corporation election of CAI was terminated. On June 30, 2010 and in conjunction with the termination of CAI’s S-corporation election, the shareholder of CAI was issued a note payable for the amount of the undistributed retained earnings of CAI, which equaled $605,000. The loan is unsecured, due upon demand and non-interest bearing.

CROWN AUTO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

Owner distributions during the period from January 1, 2010 through June 30, 2010 totaled $726,512, with $605,000 being in the form of a note payable and $121,512 being in cash. From July 1, 2010 through December 31, 2010, the Company repaid $122,524 on this note. From the date of acquisition through December 31, 2010 the Company borrowed from the related party an additional $3,281 for operations. As of December 31, 2010 the Company owed $485,757 on this loan to the related party. During the year ended December 31, 2011 the Company paid $25,028 on this note, leaving an unpaid balance of $460,729 at December 31, 2011.

NOTE 6 – INCOME TAXES

The Company’s provision (benefit) for income taxes was $(76,640) and $78,518 for the years ended December 31, 2011 and 2010 respectively. The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% (34% federal and 5% state) to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010
Tax at statutory rate (34%)	$(2,254)	$(85,418)
Non-deductible expenses	—	—
Net operating loss carry back	2,254	—
State tax benefit, net of federal tax effect	(219)	8,291
Change in tax position	76,858	—
Other	—	(1,391)
	$76,640	$(78,518)

In July, 2006, the FASB issued ASC 740, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of July 1, 2008 and had no impact on the Company’s financial statements.

The total amount of unrecognized tax benefits as of January 1, 2011 was approximately $0. The reconciliation of the Company’s unrecognized tax benefits at the beginning and end of the year is as follows:

Balance at January 1, 2011	$—
Additions based on tax positions related to the current year	76,858
Subtractions based on benefits used in the current year	(76,858)
Balance at December 31, 2011	$—

As of December 31, 2011 the Company had $0 of unrecognized tax benefits, which would affect the effective tax rate if recognized.  The Company’s assessment of the unrecognized tax benefits is subject to change as a function of income tax audits by the taxing authorities.

CROWN AUTO HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 6 – INCOME TAXES (Continued)

A pro forma provision for income taxes has been made in the financial statements for the period prior to the Company changing its income tax election from a Subchapter S Corporation to a C Corporation.  The following tables show the amounts and computation of the income tax on the income and losses which were taxed upon the Company becoming a C Corporation.

	2011	Effective Tax Rates	2010	Effective Tax Rates
C Corporation income (loss)	$(8,289)		$201,329
Provision for (benefit of) income taxes	$(78,517)	nil	$78,518	39%
Provision for income tax (federal)	$(68,451)	nil	$68,452	34%
Provision for (benefit of) income tax (state)	$(10,066)	nil	$10,066	5%

The Company has filed income tax returns in the United States and Utah. All tax years prior to 2008 are closed by expiration of the statute of limitations.  The years ended December 31, 2011, 2010, and 2009 are open for examination.

The Company has had numerous transactions in its common stock.  Such transactions may have resulted in a change in the Company's ownership, as defined in the Internal Revenue Code Section 382.  Such change may result in an annual limitation on the amount of the Company's taxable income that may be offset with its net operating loss carry forwards. The Company has not evaluated the impact of Section 382, if any, on its ability to utilize its net operating loss carry forwards in future years.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and there were no significant subsequent events to report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2011.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of December 31, 2011, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

Management’s Report on Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2012, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2011.

Name	Age	Position(s) and Office(s) Held
Jim Katsanevas	47	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Jim Katsanevas is our President, CEO, and sole officer and director. He is also our founder, and has held these positions since our incorporation. In his role as President, Mr. Katsanevas is responsible for overseeing the general direction and daily operations of the company. Prior to founding Crown Auto, LLC in 1997, Mr. Katsanevas joined Internet Properties in Salt Lake City as a licensed real estate agent. In this position, he represented both buyers and sellers of both residential and commercial properties. He still maintains his real estate license with Internet Properties. Mr. Katsanevas graduated from Westminster College in Salt Lake City, Utah with an MBA in 1992.

Mr. Katsanevas has over 10 years experience in the used car industry. He has successfully operated Crown Auto, Inc., our wholly owned subsidiary, during this time. From his experience in the industry, we believe he possesses the skills and attributes to expand our operations.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Significant Employees

We do not currently have any significant employees aside from Jim Katsanevas.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Jim Katsanevas, at the address appearing on the first page of this annual report.

Code of Ethics

As of December 31, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jim Katsanevas, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director	2011 2010	50,000 50,000	- -	- -	- -	- -	- -	- -	50,000 50,000

Narrative Disclosure to the Summary Compensation Table

We do not currently have an employment agreement with Mr. Katsanevas. His salary is determined by the board of directors for the work her performs.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards:Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(#)
Jim Katsanevas	-	-	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of April 3, 2012, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 8,000,000 shares of common stock issued and outstanding on April 3, 2012. Except as otherwise indicated, the address of each person named in this table is c/o Crown Auto Holdings, Inc., 2760 South State Street, Salt Lake City, Utah.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Common	Jim Katsanevas	5,000,000 shares	62.5%
Total of All Directors and Executive Officers:		5,000,000 shares	62.5%

More Than 5% Beneficial Owners:
None other than Mr. Katsanevas

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2011 or in any presently proposed transaction which, in either case, has or will materially affect us.

Prior to the acquisition of Crown Auto, Inc. described above, Mr. Katsanevas received owner distributions of $121,512 from January 1, 2010 through June 30, 2010 which is the date that Crown Auto, Inc.’s election as an S-corporation was terminated. For the year ended December 31, 2009, Mr. Katsanevas received owner distributions of $222,536. On June 30, 2010 and in conjunction with the termination of Crown Auto, Inc.’s S-corporation election, Mr. Katsanevas of was issued a note payable for the amount of the undistributed retained earnings, which equaled $605,000. The loan is unsecured, due upon demand and non-interest bearing.

Owner distributions during the period from January 1, 2010 through June 30, 2010 totaled $726,512, with $605,000 being in the form of a note payable and $121,512 being in cash. From July 1, 2010 through December 31, 2010, we repaid $122,524 on this note. From the date of acquisition through December 31, 2010 we borrowed from Jim Katsanevas an additional $3,281 for operations. As of December 31, 2010 we owed $485,757 on this loan to Mr. Katsanevas. During the year ended December 31, 2011 we paid $25,028 on this note, leaving an unpaid balance of $460,729 at December 31, 2011.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$26,000	$0	$2400	$0
2010	$11,000	$0	$0	$0
19

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Share Exchange Agreement, dated April 20, 2010(1).
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1Incorporated by reference to the Form S-1, filed by the Company with the Securities and Exchange Commission on January 10, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Auto Holdings, Inc.

By:	/s/ Jim Katsanevas
Jim Katsanevas Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
April 18, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jim Katsanevas
Jim Katsanevas Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
April 18, 2012

