Form 10-Q
period 2012-03-31
CROWN AUTO HOLDINGS INC.
filed 2012-05-16
CIK 1504307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-171624

Crown Auto Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-2131079
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2760 South State Street Salt Lake City, Utah
(Address of principal executive offices)

(801) 541-4181
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,000,000 common shares as of May 16, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited);
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

CROWN AUTO HOLDINGS, INC.

Condensed Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2012	2011
CURRENT ASSETS

Cash	$134,667	$86,240
Installment loans receivable, net	72,335	77,953
Inventory	280,958	340,235

Total Current Assets	487,960	504,428

TOTAL ASSETS	$487,960	$504,428

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$76,618	$90,808
Related party payable	510,729	460,729
Notes payable	10,500	3,500

Total Current Liabilities	597,847	555,037

STOCKHOLDERS' DEFICIT

Preferred stock, 10,000,000 shares authorized at par value of $0.001; no shares issued and outstanding	—	—
Common stock, 90,000,000 shares authorized at par value of $0.001; 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid-in capital	(251,648)	(251,648)
Retained earnings	133,761	193,039

Total Stockholders' Deficit	(109,887)	(50,609)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$487,960	$504,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

F-1

CROWN AUTO HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

REVENUES, net
Car lot sales	$328,145	$571,601
Auto auction sales	233,260	—
Interest income	11,115	9,144
Total Revenues	572,520	580,745

COST OF SALES, net
Car lot sales	298,589	453,534
Auto auction sales	206,370	—
Total Cost of Sales	504,959	453,534

GROSS PROFIT	67,561	127,211

OPERATING EXPENSES

Advertising expense	2,384	4,303
Bad debt expense	—	21,458
Payroll expenses	37,368	9,050
Professional fees	25,762	34,859
Rent expense	7,500	7,500
General and administrative expenses	52,593	23,078

Total Operating Expenses	125,607	100,248

OPERATING INCOME (LOSS)	(58,046)	26,963

OTHER EXPENSE

Interest expense	(1,232)	—

Total Other Expense	(1,232)	—

INCOME (LOSS) BEFORE INCOME TAXES	(59,278)	26,963
PROVISION FOR INCOME TAXES	—	(10,517)

NET INCOME (LOSS)	$(59,278)	$16,446

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$0.00

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,000,000	8,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

F-2

CROWN AUTO HOLDINGS, INC.

Consolidated Statements of Cash Flow

(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(59,278)	$16,446
Adjustments to reconcile net income (loss) to net provided by operating activities:
Bad debt expense	—	21,458
Expenses paid on behalf of the Company by a third party	7,000	3,500
Changes in operating assets and liabilities:
Accounts receivable	5,618	(3,873)
Restricted cash	—	13,074
Inventory	59,277	62,556
Income taxes payable	—	10,516
Accounts payable and accrued expenses	(14,190)	4,396

Net Cash Provided by (Used in) Operating Activities	(1,573)	128,073

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of related party loans	—	(15,000)
Proceeds from related party loans	50,000	—

Net Cash Provided by (Used in) Financing Activities	50,000	(15,000)

NET INCREASE IN CASH	48,427	113,073
CASH AT BEGINNING OF PERIOD	86,240	66,652

CASH AT END OF PERIOD	$134,667	$179,725

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—
Income Taxes	$—	$—

NON CASH FINANCING ACTIVITIES:	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

F-3

CROWN AUTO HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2012 and December 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the periods ended March 31,2012 and 2011 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

F-4

CROWN AUTO HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2012 and December 31, 2011

NOTE 3 – RELATED-PARTY NOTE PAYABLE

From July 1, 2010 through December 31, 2011, the Company repaid $155,029 and had taken additional loans of $10,757 on a related party note payable due to the Company’s sole shareholder. During the three months ended March 31, 2012, the Company has taken an additional loan of $50,000 on this note, leaving an unpaid balance of $510,728 at March 31, 2012. The note is unsecured, due upon demand and bears interest at 9% per annum. As of March 31, 2012, the Company has accrued $838 in accrued interest.

NOTE 4 – NOTE PAYABLE

As of March 31, 2012 and December 31, 2011, the Company had expenses paid by a third party in the amount of $7,000 and 3,500, respectively, leaving an ending balance of $10,500. The notes are unsecured, payable one year from the date the expenses were paid, and bear interest at 12% per annum. As of March 31, 2012, the Company has accrued $394 in accrued interest.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has reviewed all material events there are no material subsequent events to report.

F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

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

Currently, we generally hold 50-60 vehicles in inventory. We specialize in selling older model vehicles with an average age of six years and a price range of $3,000 to $15,000. Most of the vehicles we sell are priced under $10,000. The majority of our customers are credit-challenged buyers, usually with credit scores in the 400-500 range, who are unable to qualify for purchase from more conventional automobile credit facilities or third party financial institutions. As a result, we provide in-house financing to many of our customers. Although we attempt to obtain 33 percent for down payments for such in-house financed transactions, our customers typically pay a down payment of approximately 25 percent of the purchase price of the automobile, and sometimes as low as 20 percent. We require payment of the balance of the principal and interest over 18 months. We typically charge 24 percent annual interest for life of the 18-month loan, which is secured by a lien on the automobile. The buyer is required to maintain collision insurance on the collateral that names Crown Auto as the payee. In connection with our in-house financing, we are subject to licensure with the Utah Department of Financial Institutions. We renew our license annually with the department. We are current until January 31, 2013.

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

Results of Operations for the Years Ended March 31, 2012 and 2011

We generated $572,520 in revenue for the three months ended March 31, 2012, as compared with $580,745 for the three months ended March 31, 2011 a decrease of $8,225 or 1%. Approximately 57% and 75% of our revenue was car lot sales and 41% and 24% was auto auction sales, for the respective periods. The remaining 2% and 2%, respectively, was interest income.

These sales figures represent sales of 122 cars in the three months ended March 31, 2012 as compared to 122 cars sold in the same period ended 2011. During the three months ended March 31, 2012, 55 cars were sold at the lot and 67 cars were sold at the auctions in 2012 compared to 80 and 42, respectively in 2011. The average car lot sale was for $5,966 in the three months ended March 31, 2012 as compared to $5,438 for the same period ended 2011, an increase of $528 or 10% per sales transaction. The average car auction sale was for $3,481 in the three months ended March 31, 2012, as compared to $3,252 for the same period ended 2011, an increase of $229 or 7% per sales transaction. Sales figures are primarily affected by supply and demand. The main reason sales have increase for the three months ended March 31, 2012 is that we have been forced by the limited supply to purchase higher priced used vehicles for resale. The car lots sales are either cash or credit sales. The auction sales are all cash sales which reduces our bad debt experience. Our gross margin on auctioned cars is lower because the customers bid on the vehicles however, the cars are sold as is which reduces our cost per car. We expect our retail sales will be approximately 40% from auction sales and 60% from car lot sales for the foreseeable future.

We generated interest income of $11,115 for the three months ended March 31, 2012, compared with interest income of $9,144 for the three months ended March 31, 2011 a decrease of $1,971 or 22%. Interest income decreased due to the tighter credit policies we have set. We are requiring higher down payments, shorter payoff terms and encouraging outside financing.

Our cost of sales of $504,959 resulted in gross profit of $67,561 or 12% of our revenues for the three months ended March 31, 2012, as compared with cost of sales of $453,534 and gross profit of $127,211 or 22% of our revenues for the three months ended March 31, 2011. Our gross profit margin fluctuates according to certain variables. Consumer demand at the retail level affects our retail pricing. Supply and demand or availability at the auto auctions affects our cost of goods sold. Also sales mix, economy versus luxury and gas guzzler versus gas miser, and the number of cars sold will affect gross profit. Our gross margin percentage on car lot sales was 21% compared to 29% on auction sales in 2012 compared to 29% and 93%, respectively, during 2011. The margin percentage is lower for the three months ended March 31, 2012 compared to the prior period primarily because of higher preparation costs incurred on the lot cars.

We incurred $125,607 in operating expenses for the three months March 31, 2012, as compared with $100,248 in operating expenses for the same period ended 2011 an increase of $25,359 or 25%. Our operating expenses for the three months ended March 31, 2012 included $37,368 in payroll expenses, $7,500 in rent expenses, $2,384 in advertising expenses, $25,762 in professional fees, $-0- in bad debt expenses and $52,593 in other general and administrative expenses. In contrast, our operating expenses for the three months ended March 31, 2011 included $9,050 in payroll expenses, $7,500 in rent expenses, $4,303 in advertising expenses, $34,859 in professional fees, $21,458 in bad debt expenses and $23,078 in other general and administrative expenses.

The increase in 2012 over 2011 is due to an increase in payroll expenses of $28,318 due to increased management compensation, an increase of $29,515 in general and administrative expenses, and a decrease of $21,458 in bad debt expenses. We have reduced our bad debt expense due to the increase in auction sales vs lot sales because we do not offer credit to auction buyers.

We anticipate our operating expenses will increase as we implement the expansion of our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with becoming a reporting company under the Securities Exchange Act of 1934.

We recorded net loss of $59,278 for the three months ended March 31, 2012, compared with net income of $16,446 for the three months ended March 31, 2011. This translates to a loss per share of $0.01 in 2012 compared to earnings per share of $0.00 in 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had $487,960 in current assets and current liabilities in the amount of $597,847. Accordingly, we had a working capital deficit of $109,887 as of March 31, 2012.

We used $1,573 in cash from operating activities for the three months ended March 31, 2012 compared to $128,073 cash generated in the prior year. For 2012, our net loss of $59,278 was offset by an increase in inventory of $59,277 and accounts receivable of $5,618.

We received $50,000 in financing activities for the three months ended March 31, 2012 from related party loans compared to $15,000 in the prior year to repay related party loans.

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

Off Balance Sheet Arrangements

As of March 31, 2012, there were no off balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Jim Katsanevas. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Auto Holdings, Inc.

Date:	May 16, 2012

By:	/s/ Jim Katsanevas Jim Katsanevas
Title:	Chief Executive Officer and Director

